Form 10-K
period 2005-03-01
Banc of America Commercial Mortgage Inc., Series 2004-6
filed 2005-03-29
CIK 1310851

CERTIFICATION OF BANC OF AMERICA COMMERCIAL MORTGAGE INC.
Banc of America Commercial Mortgage Inc.
Commercial Mortgage Pass-Through Certificates
Series 2004-6 (the "Trust")
I, George G. Ellison, certify that:
1.
I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust formed pursuant to the Pooling and Servicing Agreement (the ("Pooling and Servicing
Agreement") dated as of December 1, 2004 among Banc of America Commercial Mortgage Inc., as
Depositor, Bank of America, N.A., as Master Servicer, Midland Loan Services, Inc., as Special Servicer,
LaSalle Bank National Association, as Trustee and REMIC Administrator, and ABN AMRO Bank N.V.,
as Fiscal Agent;
2.
Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
3.
Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing
Agreement for inclusion in these reports is included in these reports;
4.
Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and
Servicing Agreement, and except as disclosed in the report, the Master Servicer and Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and
5.
The reports disclose all significant deficiencies relating to the Master Servicer's and Special Servicer's compliance with the minimum servicing standards based upon each report provided by an independent public accountant, after conducting a review in compliance with the Uniform
Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and
Servicing Agreement, that is included in these reports.
In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services, Inc., as Special Servicer and Sub-Servicer,
LaSalle Bank National Association, as Trustee and REMIC Administrator, Collateral Mortgage Capital,
LLC, as Sub-Servicer, L.J. Melody & Company of Texas, LP, as Sub-Servicer, and Laureate Capital
LLC, as Sub-Servicer.

Date: March 28, 2005

/s/ George G. Ellison
George G. Ellison
Senior Vice President